Form 10-Q
period 1995-06-30
WELLESLEY LEASE INCOME LTD PARTNERSHIP III-A
filed 1995-08-15
CIK 760371

UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C.  20549

                             _______________________

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                  of the United States Securities Exchange Act
                                     of 1934

                             _______________________


For Quarter Ended June 30, 1995                  Commission File No. 2-95011


                     WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-A
                  (Exact name of registrant as specified in its charter)


   Massachusetts                                                  04-2846626
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification No.)


One Financial Center, 21st Floor, Boston, MA                           02111
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code            (617) 482-8000


                                   Not Applicable
                 (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate  by check mark whether the registrant
(1) has filed all reports required to be filed
by  Section  13  or  15(d) of  the  Securities
Exchange  Act of 1934 during the preceding  12
months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes     X          No
                                  ---              ---
                             There are no Exhibits.

                                  Page 1 of 12
(Page 2)

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-A
                      (A Massachusetts Limited Partnership)

                                     INDEX                           Page No.

Part I.  FINANCIAL INFORMATION

Financial Statements

Balance  Sheets as of  June  30,
   1995 and December 31, 1994                                        3

Statements of Operations For the
   Quarters Ended June  30, 1995 and 1994  and
   the Six Months Ended June 30, 1995 and 1994                       4

Statements of Cash Flows For the
   Six Months Ended June 30, 1995 and 1994                           5

Notes to Financial Statements                                        6 - 7

Management's Discussion and Analysis
   of Financial Condition and Results of Operations                  8 - 9

Computer Equipment Portfolio                                         10

Part II. OTHER INFORMATION

Items 1 - 6                                                          11

Signature                                                            12

(Page 3)

                         PART I.  FINANCIAL INFORMATION

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-A
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                    Assets       (Unaudited)      (Audited)
                                                   6/30/95         12/31/94
Investment property, at cost (note 3):
 Computer equipment                              $    410,678     $ 1,264,676
   Less accumulated depreciation                      364,962       1,088,859
                                                 ----------------------------
    Investment property, net                           45,716         175,817

Cash and cash equivalents                             162,520         347,728
Marketable securities (note 2)                         13,313               -
Rents receivable, net (note 2)                         22,212          21,989
Accounts receivable - affiliates, net (note 2)          1,789               -
                                                 ----------------------------
   Total assets                                  $    245,550     $   545,534
                                                 ============================

                        Liabilities and Partners' Equity
Liabilities:
  Accounts  payable  and  accrued
    expenses  - affiliates (note 4)              $     23,786     $    28,267
 Accrued expenses                                       3,190          10,130
 Accounts payable                                     107,115         169,258
 Distribution payable                                   6,584               -
 Unearned rental revenue                                    -             500
                                                 ----------------------------
   Total liabilities                                  140,675         208,155
                                                 ----------------------------
Partners' equity:
 General Partner:
   Capital contribution                                 1,000           1,000
   Cumulative net income                              643,711         605,027
   Cumulative cash distributions                     (644,711)       (631,543)
                                                 ----------------------------
                                                            -         (25,516)
                                                 ----------------------------
 Limited Partners (25,020 units):
   Capital contribution, net of offering costs      1,140,099      11,140,099
   Cumulative net income                            1,214,317       1,222,137
   Cumulative cash distributions                  (12,249,541)    (11,999,341)
                                                 ----------------------------
                                                      104,875         362,895
                                                 ----------------------------
   Total partners' equity                             104,875         337,379
                                                 ----------------------------
   Total liabilities and partners' equity        $    245,550     $   545,534
                                                 ============================

                  See accompanying notes to financial statements.
(Page 4)

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-A
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
                                   (Unaudited)
                                 Quarters Ended             Six Months Ended
                                    June 30,                    June 30,
                             ---------------------     ----------------------
                                1995        1994          1995          1994
                             ---------------------     ----------------------
Revenue:
 Rental income               $ 51,165    $ 119,665      $ 97,564     $225,500
 Interest income                3,850        2,857         7,854        3,346
 Recovery of net unsecured
   pre-petition claim
     (note 2)                  13,313            -        13,313            -
                             ---------------------      ---------------------
    Total revenue              68,328      122,522       118,731      228,846
                             ---------------------      ---------------------
Costs and expenses:
 Depreciation                  23,459       55,676        52,606      123,327
 (Reversal of) provision for
   doubtful accounts          (12,099)         361       (12,099)         361
 Interest                      (1,077)           -            43          120
 Related party expenses
   (note 4):
   Management fees              1,575        3,442         6,335       11,079
   General and administrative  20,124       14,965        37,509       33,182
 Net loss (gain) on sale
   of equipment                57,488      (59,236)        3,473      (78,404)
                             ---------------------      ---------------------
    Total costs and expenses   89,470       15,208        87,867       89,665
                             ---------------------      ---------------------
Net (loss) income            $(21,142)   $ 107,314      $ 30,864     $139,181
                             =====================      =====================
Net (loss) income per Limited
 Partnership Unit            $  (0.39)   $    4.23      $  (0.31)    $   0.92
                             =====================      =====================

                       See accompanying notes to financial statements.
(Page 5)

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-A
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
                   For the Six Months Ended June 30, 1995 and
                                      1994
                                   (Unaudited)
                                                  1995             1994
Cash flows from operating activities:
 Net income                                       $ 30,864         $139,181
                                                  -------------------------
 Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                    52,606          123,327
      (Reversal  of)  provision  for  doubtful
         accounts                                  (12,099)             361
    Net loss (gain) on sale of equipment             3,473          (78,404)
    Net increase in current assets                  (3,226)         (56,743)
      Net (decrease) increase in current
         liabilities                               (74,064)         114,237
                                                  -------------------------
      Total adjustments                            (33,310)         102,778
                                                  -------------------------
      Net cash (used in) provided by operating
        activities                                  (2,446)         241,959
                                                  -------------------------
Cash flows from investing activities:
 Purchase of investment property                         -          (62,281)
 Proceeds from sales of investment property         74,022          154,096
                                                  -------------------------
        Net cash provided by investing
          activities                                74,022           91,815
                                                  -------------------------
Cash flows from financing activities:
   Principal  payments  on  notes  payable -
     affiliate                                           -          (12,000)
 Cash distributions to partners                   (256,784)         (65,842)
                                                  -------------------------
      Net cash used in financing activities       (256,784)         (77,842)
                                                  -------------------------
Net  (decrease)  increase  in  cash  and  cash
    equivalents                                   (185,208)         255,932
Cash  and  cash  equivalents at  beginning  of
    period                                         347,728           18,193
                                                  -------------------------
Cash and cash equivalents at end of period        $162,520         $274,125
                                                  =========================
Supplemental cash flow information:
 Interest paid during the period                  $  1,120         $    120
                                                  =========================

                       See accompanying notes to financial statements.
(Page 6)

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-A
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
                                   (Unaudited)

(1)   Organization and Partnership Matters

The   foregoing   financial   statements    of
Wellesley Lease Income Limited Partnership III-
A  (the  "Partnership") have been prepared  in
accordance  with the rules and regulations  of
the  Securities  and Exchange  Commission  for
Form  10-Q  and reflect all adjustments  which
are,  in  the opinion of management, necessary
for a fair presentation of the results for the
interim  periods presented.  Pursuant to  such
rules    and    regulations,   certain    note
disclosures which are normally required under generally accepted accounting principles have been omitted. It is recommended that these financial statements be read in conjunction with the Partnership's Annual Report on Form
10-K for the year ended December 31, 1994.

During the second quarter of 1995, the General
Partner  announced its intentions  of  winding
down the operations of the Partnership by  the
end   of   1995.    It  is  anticipated   that
substantially  all  of  the  assets  will   be
liquidated and the proceeds will be used to settle all outstanding liabilities and make a final distribution.

(2)   Significant Accounting Policies

Allowance for Doubtful Accounts

The  financial  statements include  allowances
for  estimated losses on receivable  balances.
The allowances for doubtful accounts are based
on past write off experience and an evaluation
of potential uncollectible accounts within the
current   receivable   balances.    Receivable
balances   which   are   determined   to    be
uncollectible   are   charged   against    the
allowance and subsequent recoveries,  if  any,
are  credited to the allowance.  At  June  30,
1995 and December 31, 1994, the allowance  for
doubtful accounts included in rents receivable
was  $1,169  and  $13,268, respectively.   The
allowance  for doubtful accounts  included  in
accounts  receivable - affiliates was  $19,491
at June 30, 1995 and December 31, 1994, respectively, which was related to the net unsecured pre-petition bankruptcy claim.

Marketable Securities

The  marketable securities consist  of  common
stock   in  Continental  Information   Systems
Corporation received by the Partnership in the
distribution  made December 27,  1994  by  the
Trustee  of  the  Liquidating  Estate  of  CIS
Corporation,  et  al  with  respect   to   the
outstanding net unsecured pre-petition  claim.
During the second quarter of 1995, the stock began trading, thereby providing an objective valuation measure for establishing the cost basis which approximates fair market value at the balance sheet date.

Reclassifications

Certain  prior year financial statement  items
have  been  reclassified to conform  with  the
current     year's     financial     statement
presentation.

(3)   Investment Property

At   June  30,  1995,  the  Partnership  owned
computer  equipment  with a  depreciated  cost
basis  of $45,716, subject to existing leases.
All   purchases  of  computer  equipment   are
subject to a 3% acquisition fee paid to the General Partner.

(Page 7)

(4) Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General
Partner or affiliates of the General Partner for the quarters ended June 30, 1995 and 1994 are as follows:

                                    1995           1994
Equipment acquisition fees          $       -      $   1,800
Management fees                         6,335         11,079
Reimbursable expenses paid             39,136         28,500
                                    ------------------------
                                    $  45,471      $  41,379
                                    ========================

Under  the terms of the Partnership Agreement,
the   General  Partner  is  entitled   to   an
equipment  acquisition  fee  of  3%   of   the
purchase price paid by the Partnership for the
equipment.   The  General  Partner   is   also
entitled  to a management fee equal to  7%  of
the  monthly rental billings collected.  Also,
the Partnership reimburses the General Partner
and   its   affiliates  for  certain  expenses
incurred  by  them  in  connection  with   the
operation of the Partnership.

(5)   Subsequent Events

On July 20, 1995, the Partnership received the
second  distribution from the Trustee  of  the
Liquidating Estate of CIS Corporation, et  al,
with respect to the net unsecured pre-petition
claim.   The  distribution consisted  of  cash
proceeds  of $15,287 and 985 shares of  common
stock   in  Continental  Information   Systems
Corporation with a carrying value  of  $2,463.
The  cash and stock will be reflected  in  the
financial statements for the third quarter  of
1995.     Following   the   Trustee's   second
distribution, the Partnership's net unsecured pre-petition claim has been settled as of July
20, 1995 and there are no other outstanding receivable balances.

(Page 8)
                   WELLESLEY INCOME LIMITED PARTNERSHIP III-A
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Results of Operations

The    following   discussion    relates    to
Partnership operations for the quarter and for
the   six  months  ended  June  30,  1995   in
comparison to the same periods in the prior year.

The Partnership realized a net loss of $21,142
and  net  income of $107,314 for the  quarters
ended  June  30, 1995 and 1994,  respectively.
Rental   income  decreased  $68,500   or   58%
primarily  due to lower rental rates  obtained
on equipment lease extensions and remarketings
resulting after the initial lease term expires
and  due  to  a  substantial decrease  in  the
overall   size  of  the  equipment  portfolio.
Interest income increased in 1995 as a  result
of   higher   average  short-term   investment
balances.  The recovery of net unsecured  pre-
petition   claim  was  the   result   of   the
establishment  of the carrying  value  of  the
stock  received  in  the  December  27,   1994
distribution   from   the   Trustee   of   the
Liquidating Estate of CIS Corporation, et  al.
The  receivables  associated  with  the  stock
settlement had been fully reserved in a  prior
year;   accordingly, the Partnership was  able
to show a recovery on those receivables as of June 30, 1995 at which time an objective stock value could be determined due to the stock's trading activities.

Total  costs and expenses increased  primarily
due  to  the  $57,488  net  loss  on  sale  of
equipment realized for the quarter ended  June
30, 1995 versus a $59,236 net gain realized in
the quarter ended June 30, 1994.  The net loss
on  sale of equipment was primarily due to the
result  of the sale of installed equipment  on
lease   to  American  Telephone  &  Telegraph,
Incorporated,  having a high net  book  value.
The   reversal   of  provision  for   doubtful
accounts   during  the  current  quarter   was
generated  from successful collection  efforts
on  delinquent rents receivable.  Depreciation
expense  decreased  between  the  three  month
periods  due  to  a portion of  the  equipment
portfolio    becoming    fully    depreciated.
Management    fees   expense   decreased    in
correlation  with  the  reduction  in   rental
income.   The  reversal  of  interest  expense
resulted   from  an  overaccrual  of  interest
expense  made  in the first quarter  of  1995.
General and administrative expenses were lower
in 1994 due to the receipt of a refund related
to  a sales tax audit assessment that was paid
in   1990   and   included  in   general   and
administrative expenses at that time.

The Partnership realized net income of $30,864
and $139,181 for the six months ended June 30,
1995  and 1994, respectively.  The Partnership
realized rental income of $97,564 and $225,500
for  the  six months ended June 30,  1995  and
1994,  respectively.   As  discussed  in   the
quarter  analysis above, the 57%  decrease  in
rental  income between 1995 and  1994  can  be
attributed  to  the re-lease of  equipment  at
lower   rental  rates  and  to   the   overall
reduction  of  the equipment  portfolio.   The
increase  in interest income between 1995  and
1994 can be attributed to higher average short-
term investment balances.  The recovery of net
unsecured pre-petition claim was the result of
the establishment of the carrying value of the
stock  received  in  the  December  27,   1994
distribution   from   the   Trustee   of   the
Liquidating Estate of CIS Corporation, et  al,
as    mentioned   above.    The    receivables
associated with the stock settlement had  been
fully  reserved in a prior year;  accordingly,
the Partnership was able to show a recovery on
those receivables as of June 30, 1995 at which
time   an  objective  stock  value  could   be
determined   due   to  the   stock's   trading
activities, as mentioned above.

Total  costs and expenses decreased 2% between
the  six  month periods.  As discussed  above,
the  slight decrease in costs and expenses  is
primarily due to a $78,404 net gain on sale of
equipment recognized for the period ended June
30,  1994 versus a current period net loss  of
$3,473  and also due to lower depreciation  of
$70,721.   Depreciation expense decreased  58%
between  the six month periods due to a  large
portion  of  the equipment portfolio  becoming
fully depreciated and an overall reduction  of
the  Partnership's equipment  portfolio.   The
reversal of provision for doubtful accounts was generated due to successful collection efforts on delinquent accounts, as discussed above.

(Page 9)

For the six months ended June  30,  1995,  the
decrease in management fees expense reflects a
decline   in   rental  income.   General   and
administrative expenses were lower in 1994 due
to  the receipt of a refund related to a sales
tax audit assessment that was paid in 1990 and
included   in   general   and   administrative
expenses at that time.

During the quarter ended June 30, 1995 and the
six   months   ended  June   30,   1995,   the
Partnership  allocated  profits   and   losses
resulting  in $(0.39) and $(0.31) per  Limited
Partnership    Unit,    respectively.      The
allocation for the six months ended  June  30,
1995  includes  a cost recovery allocation  of
profit  and loss among the General and Limited
Partners which results in an allocation of net
loss  to  the Limited Partners in  the  second
quarter   of   1995.    This   cost   recovery
allocation  is  required to  maintain  capital
accounts   consistent  with  the  distribution
provisions  of the Partnership Agreement.   In
certain  periods, the cost recovery allocation
of profit and loss may result in an allocation
of   net  loss  to  the  Limited  Partners  in
instances when the Partnership's operations were profitable for the period.

Liquidity and Capital Resources

For the six months ended June 30, 1995, rental
revenue  generated from operating  leases  and
equipment  sale  proceeds  were  the   primary
source  of  funds  for  the  Partnership.   As
equipment   leases  terminate,   the   General
Partner  determines if the equipment  will  be
extended  to  the same lessee,  remarketed  to
another  lessee, or if it is less  marketable,
sold.   This  decision is made upon  analyzing
which option would generate the most favorable results.

Rental income will continue to decrease due to
two  factors.  The first factor  is  the  rate
obtained  when the original leases expire  and
are  remarketed  at a lower rate.   Typically,
the  remarketed  rates are lower  due  to  the
decrease  in  useful life  of  the  equipment.
Secondly,  the increasing change of technology
in the computer industry usually decreases the
demand  for  older equipment, thus  increasing
the  possibility  of  obsolescence.   Both  of
these  factors together will cause  remarketed
rates to be lower than original rates and will
cause   certain   leases  to  terminate   upon
expiration.

During the second quarter of 1995, the General
Partner  announced its intentions  of  winding
down the operations of the Partnership by  the
end   of   1995.    It  is  anticipated   that
substantially  all  of  the  assets  will   be
liquidated and the proceeds will be used to settle all outstanding liabilities and to make a final distribution.

In   the   first  six  months  of  1995,   the
Partnership's investing activities resulted in
equipment sales with a depreciated cost  basis
of  $77,495,  generating $74,022 in  proceeds.
The   Partnership  has  no  material   capital
expenditure commitments and will not purchase equipment in the future as the Partnership has reached the end of its reinvestment period and has announced its intentions of winding down the Partnership by the end of 1995.

Cash  distributions are currently at an annual
level  of 4% per Limited Partnership Unit,  or
$5.00  per  Limited  Partnership  Unit  on   a
quarterly  basis.  For the quarter ended  June
30,  1995,  the  Partnership declared  a  cash
distribution of $131,684, of which  $6,584  is
allocated to the General Partner and  $125,100
is  allocated  to the Limited  Partners.   The
distribution will be made on August 28,  1995.
The Partnership expects distributions to be more volatile as its operations are winding down.

The   effects  of  inflation  have  not   been
significant to the Partnership and are not expected to have any material impact in future periods.

(Page 10)
                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-A
                      (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                                  June 30, 1995

Lessee

American Body Armour and Equipment, Incorporated
Cummins Engine Company, Incorporated
FAX International, Incorporated
Gencorp Polymer Products, Incorporated
Hughes Aircraft Company, Incorporated
Sears, Roebuck & Company

Equipment Description          Acquisition Price

Computer Peripherals           $  184,805
Processors & Upgrades               2,464
Other                             223,409
                               ----------
                               $  410,678
                               ==========

(Page 11)

                           PART II.  OTHER INFORMATION

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-A
                      (A Massachusetts Limited Partnership)


Item 1.  Legal Proceedings
         Response:  None

Item 2.  Changes  in  the  Rights  of   the
         Partnership's Security Holders
         Response:  None

Item 3. Defaults by the Partnership on its Senior Securities
         Response:  None

Item 4.  Results of Votes of Security Holders
         Response:  None

Item 5.  Other Information
         Response:  None

Item 6.  Exhibits and Reports on Form 8-K
         Response:

         A.  None

         B.  None

(Page 12)

SIGNATURE

Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLESLEY LEASE INCOME LIMITED
PARTNERSHIP III-A
Registrant)

By:  Wellesley Leasing Partnership,
     its General Partner

By:  TLP Leasing Programs, Inc.,
     one of its Corporate General Partners


Date:   August 11, 1995
By:     Arthur P. Beecher,
        President