Form 10-Q
period 1995-09-30
WELLESLEY LEASE INCOME LTD PARTNERSHIP III-A
filed 1995-11-14
CIK 760371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -----------------------

                                                             FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                            -----------------------


For Quarter Ended September 30, 1995                Commission File No. 2-95011


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-A
             (Exact name of registrant as specified in its charter)


         Massachusetts                                               04-2846626
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)


    One Financial Center, 21st Floor, Boston, MA                          02111
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code               (617) 482-8000
                                                               ----------------


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

                                  Yes X No ___

                             There are no Exhibits.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-A
                     (A Massachusetts Limited Partnership)


                                    INDEX                                                                          Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of September 30, 1995 and December 31, 1994                                         3

                    Statements of Operations For the Quarters Ended
                           September 30, 1995 and 1994 and the Nine Months Ended
                           September 30, 1995 and 1994                                                                    4

                    Statements of Cash Flows for the Nine Months Ended
                           September 30, 1995 and 1994                                                                    5

                    Notes to Financial Statements                                                                     6 - 8

              Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                                      9 - 10

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                                                11

              Signature                                                                                                  12


                         Part I. FINANCIAL INFORMATION

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-A
                     (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                     Assets                                         (Unaudited)              (Audited)
                                                                                      9/30/95                 12/31/94
Investment property, at cost:
   Computer equipment                                                             $             -         $     1,264,676
     Less accumulated depreciation                                                              -               1,088,859
                                                                                          -------               ---------
       Investment property, net                                                                 -                 175,817

Cash and cash equivalents                                                                  36,817                 347,728
Marketable securities (notes 2 and 4)                                                      14,197                       -
Rents receivable, net                                                                           -                  21,989
Accounts receivable - affiliates, net (notes 2 and 3)                                           -                       -
                                                                                           ------                  ------

     Total assets                                                                 $        51,014         $       545,534
                                                                                  =        ======         =       =======

                        Liabilities and Partners' Equity
Liabilities:
   Accounts payable and accrued expenses - affiliates (note 3)                    $             -         $        28,267
   Accounts payable and accrued expenses                                                        -                 179,388
   Unearned rental revenue                                                                      -                     500
                                                                                            -----                   -----

     Total liabilities                                                                          -                 208,155
                                                                                            -----                 -------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                   1,000
     Cumulative net income                                                                650,295                 605,027
     Cumulative cash distributions                                                       (651,295)               (631,543)
                                                                                         --------                --------
                                                                                                -                 (25,516)
                                                                                         --------                 -------
   Limited Partners (25,020 units):
     Capital contribution, net of
       offering costs                                                                  11,140,099              11,140,099
     Cumulative net income                                                              1,287,134               1,222,137
     Cumulative cash distributions                                                    (12,374,641)            (11,999,341)
                                                                                      -----------             -----------
                                                                                           52,592                 362,895
                                                                                         --------                 -------
     Unrealized losses on marketable securities (note 4)                                   (1,578)                      -
                                                                                         --------                       -
     Total partners' equity                                                                51,014                 337,379
                                                                                         --------                 -------

     Total liabilities and partners' equity                                       $        51,014         $       545,534
                                                                                  =      ========         =       =======

                See accompanying notes to financial statements.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-A
                     (A Massachusetts Limited Partnership)

                            Statements of Operations
                                  (Unaudited)

                                                     Quarters Ended                         Nine Months Ended
                                                      September 30,                           September 30,
                                                      -------------                           -------------
                                                 1995              1994                1995                1994
                                                 ----              ----                ----                ----
Revenue:
   Rental income                            $     18,105       $     51,598         $    115,669        $    277,098
   Interest income                                 1,765              3,556                9,619               6,902
   Other income                                   58,924                  -               58,924                   -
   Net gain (loss) on sale
     of equipment                                 28,721            (48,667)              25,248              29,737
   Recovery of net unsecured
     pre-petition claim (note 5)                  17,750                  -               31,063                   -
                                                 -------              -----               ------               -----

       Total revenue                             125,265              6,487              240,523             313,737
                                                 -------              -----              -------             -------

Costs and expenses:
   Depreciation                                        -             31,808               52,606             155,135
   (Reversal of) provision for
     doubtful accounts                             5,446                167               (6,653)                528
   Interest                                            -                  -                   43                 120
   Related party expenses (note 3):
     Management fees                                 577              3,344                6,912              14,423
     General and administrative                   39,841             18,766               77,350              51,948
                                                  ------             ------               ------              ------

       Total costs and expenses                   45,864             54,085              130,258             222,154
                                                  ------             ------              -------             -------

Net income (loss)                           $     79,401       $    (47,598)        $    110,265        $     91,583
                                            =     ======       =    =======         =    =======        =     ======

Net income (loss) per Limited
   Partnership Unit                         $       2.91       $      (0.03)        $       2.60        $       0.89
                                            =     ======       =    =======         =     ======        =     ======

                See accompanying notes to financial statements.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-A
                     (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
             For the Nine Months Ended September 30, 1995 and 1994
                                  (Unaudited)

                                                                                             1995                    1994
                                                                                             ----                    ----
Cash flows from operating activities:
   Net income                                                                          $    110,265             $      91,583
                                                                                       -    -------             -      ------

   Adjustments  to  reconcile  net  income  to net cash  (used in)  provided  by operating activities:
       Depreciation                                                                          52,606                   155,135
       (Reversal of) provision for doubtful accounts                                         (6,653)                      528
       Net gain on sale of equipment                                                        (25,248)                  (29,737)
       Net decrease in current assets                                                        12,867                    75,562
       Net (decrease) increase in current liabilities                                      (208,155)                   88,763
                                                                                           --------                    ------

         Total adjustments                                                                 (174,583)                  290,251
                                                                                           --------                   -------

         Net cash (used in) provided by operating activities                                (64,318)                  381,834
                                                                                            -------                   -------

Cash flows from investing activities:
   Purchase of investment property                                                                -                   (62,281)
   Proceeds from sales of investment property                                               148,459                   174,256
                                                                                            -------                   -------

         Net cash provided by investing activities                                          148,459                   111,975
                                                                                            -------                   -------

Cash flows from financing activities:
   Principal payments on notes payable - affiliate                                                -                   (12,000)
   Cash distributions to partners                                                          (395,052)                 (164,605)
                                                                                           --------                  --------

         Net cash used in financing activities                                             (395,052)                 (176,605)
                                                                                           --------                  --------

Net (decrease) increase in cash and cash equivalents                                       (310,911)                  317,204

Cash and cash equivalents at beginning of period                                            347,728                    18,193
                                                                                            -------                    ------

Cash and cash equivalents at end of period                                             $     36,817             $     335,397
                                                                                       =     ======             =     =======

Supplemental cash flow information:
   Interest paid during the period                                                     $      1,120             $         120
                                                                                       =      =====             =         ===

                See accompanying notes to financial statements.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-A
                     (A Massachusetts Limited Partnership)

                         Notes to Financial Statements
             For the Nine Months Ended September 30, 1995 and 1994
                                  (Unaudited)

(1)   Organization and Partnership Matters

The foregoing financial statements of Wellesley Lease Income Limited Partnership III-A (the "Partnership") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain note disclosures which are normally required under generally accepted accounting principles have been omitted. It is recommended that these financial statements be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.

In the second quarter of 1995, the General Partner announced its intentions of winding down the operations of the Partnership beginning in 1995. As of September 30, 1995, all assets have been sold with the exception of the marketable securities, and the proceeds have been accumulated to settle all outstanding liabilities and make a final distribution. The Partnership will not be terminated until all of the stock has been sold and the sales proceeds have been distributed to the Partners.

(2)   Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include an allowance for estimated losses on receivable balances. The allowance for doubtful accounts is based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At September 30, 1995 and December 31, 1994, the allowance for doubtful accounts included in rents receivable was $0 and $13,268, respectively. The allowance for doubtful accounts included in accounts receivable - affiliates was $0 and $19,491 at September 30, 1995 and December 31, 1994, respectively, which was related to the net unsecured pre-petition bankruptcy claim.

Marketable Securities

The marketable securities are stated at fair value at the balance sheet date and consist of common stock in Continental Information Systems Corporation received by the Partnership in the distributions made December 27, 1994 and July 20, 1995 by the Trustee of the Liquidating Estate of CIS Corporation, et al, ("the Trustee") with respect to the outstanding net unsecured pre-petition claim. During the second quarter of 1995, the stock began trading, thereby providing an objective valuation measure for establishing the cost basis. Unrealized gains and losses are recorded directly in partners' equity except those gains and losses that are deemed to be other than temporary, which would be reflected in income or loss (see note 4).

Reclassifications

Certain prior year financial statement items have been reclassified to conform with the current year's financial statement presentation.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-A
                     (A Massachusetts Limited Partnership)

                         Notes to Financial Statements
             For the Nine Months Ended September 30, 1995 and 1994
                                  (Unaudited)

(3)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the nine months ended September 30, 1995 and 1994 are as follows:

                                                    1995                1994
                                                    ----                ----

      Equipment acquisition fees                 $          -        $      1,800
      Management fees                                   6,912              14,423
      Reimbursable expenses paid                       51,818              48,524
                                                       ------              ------

                                                 $     58,730        $     64,747
                                                 =     ======        =     ======

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

(4)   Fair Values of Financial Instruments

Pursuant to Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt and equity securities other than those accounted for under the equity method to be carried at fair value or amortized cost for debt securities expected to be held to maturity, the Partnership has classified its investments in equity securities as available for sale. Accordingly, the net unrealized gains and losses computed in marking these securities to market are reported as a component of partners' equity. At September 30, 1995 the difference between the fair value and the original cost of these securities is an unrealized loss of $1,578.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-A
                     (A Massachusetts Limited Partnership)

                         Notes to Financial Statements
             For the Nine Months Ended September 30, 1995 and 1994
                                  (Unaudited)

The fair value is based on currently quoted market prices. The carrying amount and estimated fair value of the Partnership's marketable securities for the quarters ended September 30, 1995 and 1994 are as follows:

                                                                                1995                          1994
                                                                                ----                          ----
                                                                       Carrying       Fair          Carrying           Fair
                                                                       Amount         Value         Amount             Value

Investment in Continental Information
     Systems Corporation Stock                                         $ 15,775       $ 14,197      $       -          $        -
                                                                       ========       ========      =========          ==========

As was discussed in note 2, Marketable Securities, the Partnership received stock in Continental Information Systems Corporation as part of the December 27, 1994 and July 20, 1995 distributions from the Trustee, with respect to the outstanding net unsecured pre-petition claim. The receivables comprising the net unsecured pre-petition claim had been fully reserved during prior years; thus, during the second quarter of 1995 when the stock began actively trading, the carrying amount for the stock was established to be $2.50 per share which approximated fair value at June 30, 1995.

(5)   Bankruptcy of Continental Information Systems Corporation

As was discussed in the Form 10-Q for the quarter ended June 30, 1995, note 5 Subsequent Events, the Partnership received the second and final distribution from the Trustee, with respect to the net unsecured pre-petition claim. The distribution consisted of cash proceeds of $15,287 and 985 shares of common stock in Continental Information Systems Corporation with a carrying value of $2,463. Following the Trustee's second distribution, the Partnership's net unsecured pre-petition claim has been settled as of July 20, 1995 and there are no other outstanding receivable balances.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-A
                     (A Massachusetts Limited Partnership)

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                  (Unaudited)

Results of Operations

The following discussion relates to the Partnership's operations for the quarter and nine months ended September 30, 1995 in comparison to the same periods in 1994.

The Partnership realized net income of $79,401 and a net loss of $47,598 for the quarters ended September 30, 1995 and 1994, respectively. Rental income decreased $33,493 between the three month periods. The decrease is primarily due to the continued decrease in the overall size of the equipment portfolio; and therefore, the rents. The sale of the equipment portfolio and the related leases did not occur until the end of September, 1995; thus there was no direct impact of the sale on current quarter rental revenue. Interest income decreased from 1994 as a result of lower average short-term investment balances. Other income has increased $58,924 from 1994 due to the result of the reduction of overstated liabilities recorded in prior periods. The current third quarter equipment sales resulted in a net gain on sale of equipment of $28,721 versus a net loss on sale of equipment of $48,667 in the quarter ended September 30, 1995. The increase in net gain on sale of equipment between the two periods is primarily due to significant sales of equipment carrying lower net book values in the third quarter of 1995. The recovery of the net unsecured pre-petition claim was the result of the second and final distribution from the Trustee of the Liquidating Estate of CIS Corporation, et al ("the Trustee"), with respect to the outstanding claim balance.

Total costs and expenses decreased 15% during the three month periods primarily due to the significant decrease in depreciation expense. The Partnership did not recognize any depreciation expense in the current quarter due to a portion of the equipment portfolio becoming fully depreciated and the sale of the equipment portfolio. Management fees expense decreased in correlation with the reduction in rental income. General and administrative expenses increased due to the establishment and satisfaction of outstanding liabilities related to the liquidation of the Partnership in 1995. For example, the Partnership will still need to cover costs relating to investor reports, Schedule K-1 preparation and mailings, etc.

The Partnership realized net income of $110,265 and $91,583 and rental income of $115,669 and $277,098 for the nine months ended September 30, 1995 and 1994, respectively. Rental income decreased $161,429 between the nine month periods. As discussed above in the quarter analysis, the decrease in rental income is primarily due to the continued decrease in the overall size of the equipment portfolio. Interest income increased as a result of higher average short-term investment balances. Other income has increased from 1994 due to the result of the reduction of overstated liabilities recorded in prior periods, as stated above. The recovery of the net unsecured pre-petition claim was the result of the third quarter of 1995 receipt of the Trustee's July 20, 1995 final distribution along with the second quarter of 1995 establishment of the carrying value of the stock received in the December 27, 1994 distribution.

Total costs and expenses decreased $91,896 or 41% during the first nine months of 1995 primarily as a result of lower depreciation expense exceeding the increase in general and administrative expenses. As discussed above in the quarter analysis, depreciation expense decreased $102,529 due to a large portion of the equipment portfolio becoming fully depreciated and the sale of the equipment portfolio. The reversal of provision for doubtful accounts for the nine months is due to successful collection efforts on delinquent rents receivable. Management fees expense decreased in relation to the decline in rental income. General and administrative expenses increased due to the establishment and satisfaction of outstanding liabilities related to the liquidation of the Partnership in 1995.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-A
                     (A Massachusetts Limited Partnership)

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                  (Unaudited)

The Partnership recorded net income per Limited Partnership Unit of $2.91 and $2.60 for the quarter and nine months ended September 30, 1995, respectively.

Liquidity and Capital Resources

During the fourth quarter of 1994, the General Partner announced its intentions of winding down the operations of the Partnership beginning in 1995. As of September 30, 1995, substantially all of the assets have been liquidated and the proceeds have been accumulated to settle all outstanding liabilities and make a final distribution. As discussed in note 5 Bankruptcy of Continental Information Systems, the Partnership received the second and final distribution from the Trustee, with respect to the unsecured pre-petition claim. The distribution consisted of cash proceeds of $15,287 and 985 shares of common stock in Continental Information Systems Corporation with a carrying value of $2,463. Following the Trustee's second distribution, the Partnership's unsecured pre-petition claim has been settled as of July 20, 1995 and there are no other outstanding receivable balances.

The stock cannot be sold immediately by the Partnership due to limitations imposed by the Securities Exchange Act of 1933 (the "Exchange Act"). Because TLP Leasing Programs, Inc., one of the Corporate General Partners, is a wholly-owned subsidiary of Continental Information Systems Corporation ("CIS"), the Partnership is considered an "Affiliate" of CIS. Accordingly, in order for the Partnership to sell the shares, the Partnership must comply with the restrictions imposed by Rule 144 of the Exchange Act. In doing so, the Partnership anticipates selling the stock and distributing the proceeds to the investors in the form of a final distribution within the next six months.

The Partnership's investing activities for the nine months resulted in the sale of its entire equipment portfolio with a cost basis of $123,211 generating $148,459 in proceeds.

Cash distributions are currently at an annual level of 1% per Limited Partnership Unit, or $1.25 per Limited Partnership Unit on a quarterly basis. For the quarter ended September 30, 1995, the Partnership declared a cash distribution of $32,921, of which $1,646 was allocated to the General Partner and $31,275 was allocated to the Limited Partners. The distribution will be made on November 28, 1995. As discussed above, the Partnership is accumulating its cash in anticipation of a final distribution. The effects of inflation have not been significant to the Partnership and are not expected to have any material impact in future periods.


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

WELLESLEY LEASE INCOME LIMITED PARTNERSHIP III-A
(Registrant)

By:  Wellesley Leasing Partnership,
its General Partner

By:  TLP Leasing Programs, Inc.,
one of its Corporate General Partners


By:  Arthur P. Beecher
     President

Date:  November 14, 1995
      -------------------